Form 10KSB
period 2000-09-30
FRANKLYN RESOURCES II INC /CO
filed 2000-12-29
CIK 1101226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X__Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File No: 0-28795

FRANKLYN RESOURCES II, INC.

(Name of small business in its charter)

Nevada	84-1491681
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5330 E. 17th Avenue Parkway, Denver, CO	80220
Address of Principal Executive Office	Zip Code

Issuer's telephone number: (303) 394-1187

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,416,000 as of September 30, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company was incorporated under the laws of the State of Nevada on March 3, 1999, and is in the early developmental and promotional stages. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At of the end of its fiscal year ending September 30, 2000, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

(f) The extent to which the business opportunity can be advanced;

(g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

(i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

The Company currently maintains a mailing address at 5330 E. 17th Ave. Parkway, Denver, CO 80220, which is the office address of its President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Conflicts of Interest."

It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. The Company was formed in March 1999 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

(i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

(ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

(iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 5330 E. 17th Avenue Parkway, Denver, Colorado, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 394-1187.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2000.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 36 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200, and recorded $66,427 as general and administrative costs in connection with formation of the Company. The Company has also expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2000, reflects a current asset value of $3,927, which is all in the form of cash, current liabilities of $384, and a deficit of $66,427 accumulated during the development stage.

Results of Operations

During the period from March 3, 1999 (inception) through September 30, 2000, the Company has accumulated a deficit of $66,427. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending September 30, 2001, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the fiscal year ending September 30, 2001, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

Year 2000 Compliance

The Company did not encounter problems related to compliance with Year 2000 issues. Therefore, Year 2000 issues are not currently material to the Company's business, operations or financial condition. Furthermore, the Company does not anticipate that it will encounter Year 2000 issues or incur expenses related to remediation of Year 2000 issues in conjunction with acquisition of a business opportunity.

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

FRANKLYN RESOURCES II, INC.

(A Development Stage Company)

Report of Independent Public Accountants

Balance Sheet

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Franklyn Resources II, Inc.

We have audited the accompanying balance sheet of Franklyn Resources II, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2000, and for the periods from inception (March 3, 1999) to September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. as of September 30, 2000, and the results of its operations and cash flows for the year then ended, and for the periods from inception (March 3, 1999) to September 30, 2000 and 1999 in conformity with generally accepted accounting principles.

Denver, Colorado

October 26, 2000

Comiskey & Co.

PROFESSIONAL CORPORATION

FRANKLYN RESOURCES II, INC.

(A Development Stage Company)

BALANCE SHEET

September 30, 2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,927
Total current assets	3,927
TOTAL ASSETS	3,927
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$384
Total current liabilities	384
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000 shares authorized; 3,416,000 shares issued and outstanding	3,416
Additional paid-in capital	66,554
Deficit accumulated during the development stage	(66,427)
3,543
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,927

The accompanying notes are an integral part of the financial statements.

FRANKLYN RESOURCES II, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period from inception (March 3, 1999) to September 30, 2000	For the year ended September 30, 2000	For the initial period ended September 30, 1999
REVENUES	$ -	$ -	$ -
EXPENSES
Selling, general and administrative	66,427	5,037	61,390
Total expenses	66,427	5,037	61,390
NET LOSS	(66,427)	(5,037)	(61,390)
Accumulated deficit
Balance, beginning of period	-	(61,390)	-
Balance, end of period	$(66,427)	$(66,427)	$(61,390)
NET LOSS PER SHARE	$ (0.02)	$ NIL	$ (0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,813,211	3,331,246	3,181,000

The accompanying notes are an integral part of the financial statements.

FRANKLYN RESOURCES II, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (March 3, 1999) to September 30, 2000

	Common Stock Number of Shares	Common Stock Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity
Common stock issued for cash and services, May 26, 1999 at $0.02 per share	3,150,000	$ 3,150	$ 59,850	$ -	$ 63,000
Common stock issued for cash, May 26, 1999 at $0.02 per share	31,000	31	589	-	620
Net loss for the period ended September 30, 1999	-	-	-	(61,390)	(61,390)
Balance, September 30, 1999	3,181,000	3,181	60,439	(61,390)	2,230
Common stock issued for services, December 31, 1999 at $0.01 per share	35,000	35	315	-	350
Common stock issued for cash, February 16, 2000 at $0.03 per share	200,000	200	5,800	-	6,000
Net loss for the year ended September 30, 2000	-	-	-	(5,037)	(5,037)
Balance, September 30, 2000	3,416,000	$ 3,416	$ 66,554	$ (66,427)	$ 3,543

The accompanying notes are an integral part of the financial statements.

FRANKLYN RESOURCES II, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period from inception (March 3, 1999) to September 30, 2000	For the year ended September 30, 2000	For the initial period ended September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (66,427)	$ (5,037)	$ (61,390)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase in accounts payable	384	384	-
Stock issued for services	60,200	350	59,850
Net cash flows from operating activities	(5,843)	(4,303)	(1,540)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	9,770	6,000	3,770
Net cash flows from financing activities	9,770	6,000	3,770
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,927	1,697	2,230
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	2,230	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,927	$ 3,927	$ 2,230

The accompanying notes are an integral part of the financial statements.

FRANKLYN RESOURCES II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Development Stage Company

Franklyn Resources II, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on March 3, 1999. The principal office of the corporation is 5330 East 17th Avenue Parkway, Denver, Colorado 80220.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year of the corporation is September 30.

Loss per Share

Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Organization Costs

Costs to incorporate the Company are charged to expense as incurred.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of September 30, 2000, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,416,000 were issued and outstanding.

3. Related Party Transactions

As of the date hereof, two shareholders are acting as officers and directors of the Company, and are the owners of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 59% of the Company's issued and outstanding common stock. The shares were issued for cash of $0.001 per share and services provided which have been valued at a total of $38,000.

Officers and directors are reimbursed for all out-of-pocket expenses.

4. Income Taxes

The tax benefit of approximately $13,000 related to deductible temporary differences and operating loss carryforwards has been offset by a full allowance for realization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Frank L. Kramer	57	President and a Director since March, 1999
Deborah A. Salerno	46	Secretary, Treasurer, and a Director since September, March, 1999

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

FRANK L. KRAMER

Frank Lloyd Kramer, President and a director, obtained his BS in Business Administration from Louisiana State University in 1964. From 1968 through 1981, then from 1987 to 1990, Mr. Kramer was employed by New York Life Insurance Company in various positions, including agent, sales manager and general manager. From 1981 to 1987, and from 1990 to present, he has been self-employed as a private investor and financial consultant in the Denver area assisting companies in obtaining financing for their business operations. Mr. Kramer has had significant experience in "shell" or "blank check" companies.

In addition to serving as President and a director of the Company, Mr. Kramer is also currently an officer director of 8 other corporations which were incorporated on March 2, 1999 and were formed to seek acquisitions. He is the president and director of Park Hill Capital I Corp., Park Hill Capital II Corp., Franklyn Resources I, Inc. and Franklyn Resources III, Inc., and is the Secretary/Treasurer and a director of OSK Capital I Corp., OSK Capital II Corp., OSK Capital III Corp., Park Hill Capital III Corp.

DEBORAH A. SALERNO

Deborah A. Salerno, the Company's Secretary/Treasurer and a director, is president (and owner) of DAS Consulting, Inc., a private corporation located in New York City, providing financial consulting services to corporations since 1988.

Ms. Salerno, who attended Pace University, has also been employed as a trader in the over-the-counter market. (Greentree Securities, October, 1986 through March, 1987); and as Vice President and Syndicate Manager (Yves Hentic & Company, Inc., Jersey City, New Jersey, 1985 through 1986). She was also involved with the risk arbitrage market from 1978 through 1985, and was Vice President of Bodkin Securities (1980 through 1985) and Assistant Options P&S Manager for Ivan F. Boesky, from 1978 through 1980.

Ms. Salerno has had significant experience with "shell" or "blank check" companies.

In addition to serving as the Company's Secretary/Treasurer and a director, Ms. Salerno is also currently an officer and director of 8 other corporations which were incorporated on March 2, 1999, and were formed to seek acquisitions. She is the Secretary/Treasurer of Park Hill Capital I Corp., Park Hill Capital II Corp., Franklyn Resources I, Inc. and Franklyn Resources III, Inc. She is the President and a director of OSK Capital I Corp., OSK Capital II Corp., OSK Capital III Corp., and Park Hill Capital III Corp.

Ms. Salerno is also currently the Vice President and a director of Strategic Acquisitions, Inc., which was incorporated on October 16, 1989.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers , directors and principal shareholders have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Frank L. Kramer (1) (2) 5330 E. 17th Ave. Parkway Denver, CO 80220	1,150,000	35.87%
Deborah A. Salerno (1) 355 South End, 22B New York, NY 10280	1,000,000	31.19%
John P. O'Shea 355 South End, 22B New York, NY 10280	1,000,000	31.19%
All directors and executive officers (2 persons)	2,150,000	67.06%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 150,000 shares owned by Mr. Kramer's spouse, of which Mr. Kramer may be deemed to be the beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

The Articles of Incorporation and the Bylaws of the Company do not provide for indemnification of officers, directors or controlling persons. The General Corporation Law of the State of Nevada (NRS 78.7502) provides that, "to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding...or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense."

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

Nevada Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Each of the Company's officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities.

Company management, and other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.01 to $0.03. The total purchase price for all presently issued and outstanding shares was $69,970, of which $9,770 was paid in cash and $60,200 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

*27 Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending September 30, 2000.

*filed herewith

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FRANKLYN RESOURCES II, INC.

By: /S/ FRANK L. KRAMER

Frank L. Kramer, President

Date: December 29, 2000

EXHIBIT 27 - Financial Data Schedule