Form 10QSB
period 2000-12-31
FRANKLYN RESOURCES II INC /CO
filed 2001-02-12
CIK 1101226

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

 Yes __X__  No _____

At 2/2/01 the following shares were outstanding: Common Stock, $0.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

Exhibits are indexed at page 6.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        Franklyn Resources II Inc.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended December 31, 2000


                             CONTENTS


     Balance Sheet                                        1
     Statements of Operations                             2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                           Franklyn Resources II Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              December 31, 2000


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   3,543
                                                     ---------

     Total current assets                                3,543
                                                     ---------

     TOTAL ASSETS                                    $   3,543
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $      38
                                                     ---------

     Total current liabilities                              38

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           66,554
   Deficit accumulated during the
     development stage                                 (66,465)
                                                     ---------
                                                         3,505
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   3,543
                                                     =========

The accompanying notes are an integral part of the financial statements.
                             1

                                Franklyn Resources II Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                     For the
                     period from  For the       For the
                     inception    three         three
                     (March 3,    months        months
                     1999) to     ended         ended
                     December 31, December 31,  December 31,
                     2000         2000          1999
                     -----------  ---------  ---------

REVENUES             $         -  $       -  $       -
                     -----------  ---------  ---------

EXPENSES
   Selling, general and
      Administrative      66,465         38      1,311
                     -----------  ---------  ---------

      Total expenses      66,465         38      1,311
                     -----------  ---------  ---------

NET LOSS                 (66,465)       (38)    (1,311)

Accumulated deficit
  Balance, Beginning
  of period                    -    (66,427)   (61,390)
                     -----------  ---------  ---------

  Balance,
  end of period      $   (66,465) $ (66,465) $ (62,701)
                     ===========  =========  =========
NET LOSS PER SHARE   $     (0.02) $    (NIL)   $  (NIL)
                     ===========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING          3,295,514  3,416,000  3,206,000
                     ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                2

                                 Franklyn Resources II Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS


                                  For the period
                                  from inception  For the      For the
                                 (March 3,        three months three months
                                  1999) to        ended        ended
                                  December 31,    December 31, December 31,
                                  2000            2000         1999
                                  --------------  ------------ -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $     (66,465)   $       (38) $    (1,311)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Increase in prepaid legal fees            -              -         (195)
    Decrease in accounts payable             38           (346)           -
    Stock issued for services            60,200              -            -
                                    -----------     ----------    ---------

  Net cash flows from
   operating activities                  (6,227)         (384)       (1,506)

CASH FLOWS FROM
    INVESTING ACTIVITIES                      -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                9,770             -             -
                                   ------------   -----------     ---------

  Net cash flows from
   financing activities                   9,770             -             -
                                   ------------  ------------     ---------

  Net increase in
   cash and cash equivalents              3,543          (384)       (1,506)

CASH AND CASH EQUIVALENTS,
  Beginning of period                         -         3,927         2,230
                                   ------------   -----------      --------

CASH AND CASH EQUIVALENTS,
 End of period                       $    3,543   $     3,543      $    724
                                   ============  ============    ==========

The accompanying notes are an integral part of the financial statements.
                                 3

                            Franklyn Resources II Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Franklyn Resources II Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 2000.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet for the period ending December 31, 2000, reflects a current asset value of $3,543 and a total asset value of $3,543, exclusively in the form of cash.

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

Results of Operations

        During the period from March 3, 1999 (inception) through
December 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarters ended December 31, 2000, and 1999 the Company experienced losses of $38 and $1,311 respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

       There have been no reports on Form 8-K for the quarter ending December 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklyn Resources II Inc.
(Registrant)

Date: February 5, 2001

/s/
Frank Kramer, President

6