Form 10QSB
period 2001-03-31
FRANKLYN RESOURCES II INC /CO
filed 2005-08-09
CIK 1101226

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2001.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No:   000-28795

                        FRANKLYN RESOURCES II, INC.
                 ---------------------------------------
                 (Name of small business in its charter)

        Nevada                               84-1491681
--------------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

P. O. Box 461029, Glendale, CO                             80246
----------------------------------------------------------------------
(Address of executive offices)                             Zip Code

                    (303) 394-1187
----------------------------------------------------------------------
(Issuer's telephone number, including area code)

5330 East 17th Avenue Parkway         Denver, CO              80220
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at March 31, 2001
	-------------------				-------------------

 Common Stock, $.001 par value 				3,416,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended March 31, 2001



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES II, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                March 31, 2001
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,522
                                                     ---------

     Total current assets                                1,522
                                                     ---------


     TOTAL ASSETS                                    $   1,522
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           66,554
   Deficit accumulated during the
   development stage                                   (68,448)
                                                     ---------
                                                         1,522
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,522
                                                     =========

The accompanying note is an integral part of the financial statements.

                        FRANKLYN RESOURCES II, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       six	    six
                    (March 3,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    March 31,    March 31,   March 31,   March 31,  March 31,
                    2001         2001        2000        2001 	    2000
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         68,448       1,983       2,195      2,021      3,856
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     68,448       1,983       2,195      2,021      3,856
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (68,448)     (1,983)     (2,195)    (2,021)    (3,856)

Accumulated deficit
  Balance, Beginning
  of period                   -     (66,465)    (63,051)   (66,427)   (61,390)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (68,448)  $ (68,448)  $ (65,246) $ (68,448) $ (65,246)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,309,941   3,416,000   3,416,000  3,416,000  3,416,000
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                            FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 3,       For the six   For the six
                                   1999) to        months ended  months ended
                                   March 31,       March 31,     March 31,
                                   2001            2001          2000
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (68,448) $     (2,021) $     (3,856)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Decrease in accounts payable             -          (384)            -
       Stock issued for services           60,200             -           350
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                    (8,248)       (2,405)       (3,506)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  9,770             -         6,000
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                     9,770             -         6,000
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,522        (2,405)        2,494

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -         3,927         2,230
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,522  $      1,522  $      4,724
                                   ==============  ============  ============

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (UNAUDITED)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------


The accompanying financial statements have been prepared by Franklyn Resources II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for interim periods are not indicative of annual results.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $9,770 and services valued at $60,200 as payment for its outstanding common stock. The Company's balance sheet for the period ending March 31, 2001 reflects a current asset value and a total asset value of $1,522, in the form of cash, as compared to $4,724 in current and total assets as of March 31, 2000.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from March 3, 1999 (inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with compliance with reporting requirements and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

        For the quarter ended March 31, 2001 and 2000, the Company showed a net loss of $1,983 and $2,195, respectively. From inception the Company has experienced losses of $68,448, of which $60,200 was settled for shares of stock in the Company. The decrease in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

Need for Additional Financing

     The Company will require additional capital in order to pay the costs associated with completion and filing of all its delinquent reports, to remain current on its future filings and to seek out suitable merger or acquisition candidates.

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


Item 3. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 9, 2005

                                              FRANKLYN RESOURCES II, INC.


                                              By:  /s/ FRANK L. KRAMER
                                                  --------------------------
                                                   Frank L. Kramer
                                                   President and
                                                   Principal Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                          August 9, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer       August 9, 2005
    Deborah A. Salerno        Director

                                                                 Exhibit 31.1
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Frank L. Kramer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Franklyn Resources II, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

/s/ FRANK L. KRAMER                                            August 9, 2005
---------------------------------------
Frank L. Kramer, Principal Executive Officer

                                                                 Exhibit 31.2
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Deborah A. Salerno, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Franklyn Resources II, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

/s/ DEBORAH A. SALERNO                                         August 9, 2005
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended March 31, 2001 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                           August 9, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended March 31, 2001 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                         August 9, 2005
---------------------------------
Deborah A. Salerno
Principal Financial Officer