Form 10KSB
period 2001-09-30
FRANKLYN RESOURCES II INC /CO
filed 2005-08-09
CIK 1101226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended September 30, 2001

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

                         Commission file number 000-28795

                          FRANKLYN RESOURCES II, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                 84-1491681
-------------------------------       --------------------------------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)

P. O. Box 461029,  Glendale, CO                             80246
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

           Securities registered under Section 12(b) of the Act: None

                   Securities under Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)




     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such Filing requirements for the past 90 days.
Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2001 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of September 30, 2001 was $0.

     As of September 30, 2001, a total of 3,416,000 shares of common stock were issued and outstanding.

     Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1-10

Item 2.   Description of Property..............................  10

Item 3.   Legal Proceedings....................................  10

Item 4.   Submission of Matters to a Vote of Security .........  10
          Holders


PART II........................................................  11

Item 5.   Market for Common Equity and Related Shareholder.....  11
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  11-12
          Operations

Item 7.   Financial Statements.................................  13

Item 8.   Changes in and Disagreements with Accountants on.....  14
          Accounting and Financial Disclosure

Item 8A.  Controls and Procedures..............................  14


PART III.......................................................  15

Item 9.   Directors, Executive Officers, Promoters and.........  15-16
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  16

Item 11.  Security Ownership of Certain Beneficial Owners......  17

Item 12.  Certain Relationships and Related Transactions.......  17-18

Item 13.  Exhibits and Reports on Form 8-K.....................  19

Item 14.  Principal Accountant Fees and Services...............  19

Signatures.....................................................  20

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

As of the end of its fiscal year ending September 30, 2001, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Archipelago Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties;
(iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or
(v) have a combination of the characteristics mentioned in (i) through (iv).
The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

Investigation and Selection of Business Opportunities
-----------------------------------------------------

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

Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

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

In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $5,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

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

Form of Acquisition
-------------------

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

Competition
-----------

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

Administrative Offices
----------------------

The Company currently maintains a mailing address at P.O. Box 461029, Glendale, CO 80246, which is the mailing address of its President. The Company does not currently maintain any office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees
---------

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

Risk Factors
------------

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

It is anticipated that the Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

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

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).
For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefrom.

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


ITEM 2.   Description of Property.

The Company currently maintains a mailing address at P.O. Box 461029, Glendale CO, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is
(303) 394-1187.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.


ITEM 3.   Legal Proceedings.

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

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


ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2001, reflects a current asset value of $581, which is in the form of cash, current liabilities of $0, and a deficit of $69,389 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 3, 1999 (inception) through September 30, 2001, the Company has accumulated a deficit of $69,389. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     From the date of filing of its registration statement under the Securities Exchange Act of 1934 (January 6, 2000) until the end of the first quarter of its September 2001 fiscal year, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10QSB for the period ended December 31, 2000, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

     After the first quarter of its September 2001 fiscal year, the Company remained dormant for the remainder of 2001, 2002, 2003, 2004, and the first two quarters of its September 2005 fiscal year. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate.

Plan of Operations and Need for Additional Financing
----------------------------------------------------

     The Company's plan of operations for most of 2005 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in June 2005, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. At that time, the Company also initiated efforts to locate a suitable merger or acquisition candidate.

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

ITEM 7.   Financial Statements.




                                    PART F/S

                           FRANKLYN RESOURCES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, September 30, 2001                                     F2

Statements of Operations for the years ended
September 30, 2001 and 2000 and for the period from
Inception (March 3, 1999) to September 30, 2001                       F3

Statements of Stockholders' Equity, period from
Inception (March 3, 1999) to September 30, 2001                       F4

Statements of Cash Flows for the years ended
September 30, 2001 and 2000 and for the period from                   F5
Inception (March 3, 1999) to September 30, 2001

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources II, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources II, Inc. (the "Company") (A Development Stage Company), as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000, and for the period from inception (March 3, 1999) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. (A Development Stage Company) as of September 30, 2001, and the results of its operations and cash flows for the years ended September 30, 2001 and 2000, and for the period from inception (March 3, 1999) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, the Company has negative working capital and a deficit in equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this condition are also discussed in Note 5. These financial statements do not contain any adjustments which might be necessary if the Company is unable to continue.


Denver, CO
June 24, 2005


/s/ Comiskey & Company


Professional Corporation


                                       F1

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 September 30,
                                                                     2001
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         581
                                                                 --------------

Total current assets                                                       581
                                                                 --------------

TOTAL ASSETS                                                     $         581
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              66,554
Deficit accumulated during the development
stage                                                                  (69,389)
                                                                 --------------

                                                                           581
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         581
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                          For the period
                                          from inception        For the year        For the year
                                         (March 3, 1999)               ended               ended
                                         to September 30,       September 30,       September 30,
                                                    2001                2001                2000
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              69,389               2,962               5,037
                                        ----------------    ----------------    ----------------

Total expenses                                   69,389               2,962               5,037
                                        ----------------    ----------------    ----------------

NET LOSS                                        (69,389)             (2,962)             (5,037)

Accumulated deficit

Balance, beginning of period                          -             (66,427)            (61,390)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (69,389)    $       (69,389)    $       (66,427)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,330,523           3,416,000           3,331,246
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for services,
     December 31, 1999
     at $0.01 per share                      35,000             35            315              -             350

Common stock issued for cash,
     February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (5,037)         (5,037)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,427)          3,543

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,962)         (2,962)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,389)            581
                                        ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.


                                       F4

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 3, 1999)               ended                ended
                                              to September 30,       September 30,        September 30,
                                                         2001                2001                 2000
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (69,389)    $        (2,962)     $        (5,037)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Increase (Decrease) in accounts payable                 -                (384)                 384
   Stock issued for services                          60,200                   -                  350
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities              (9,189)             (3,346)              (4,303)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            9,770                   -                6,000
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities               9,770                   -                6,000
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               581              (3,346)               1,697

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -               3,927                2,230
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $           581     $           581      $         3,927
                                             ================    =================    ================





The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Development Stage Company
-------------------------
Franklyn Resources II, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on March 3, 1999. The principal office of the corporation is P.O. Box 461029, Glendale CO 80246.

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

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Fiscal Year
-----------
The fiscal year of the corporation is September 30.

Loss per Share
--------------
Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Organization Costs
------------------
Costs to incorporate the Company are charged to expense as incurred.

Financial Instruments
---------------------
Unless  otherwise  indicated,   the  fair  value  of  all  reported  assets  and
liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statements of Cash Flows
------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                                      F6

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recent Pronouncements
---------------------
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronoucement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS
No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

                                      F7

2.   Stockholders' Equity
     --------------------
As of September 30, 2001, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,416,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. 31,000 shares were issued for cash of $0.02 per share, 35,000 shares were issued for services of $0.01 per share, and 200,000 shares were issued for cash of $0.03 per share.

3.   Related Party Transactions
     --------------------------
As of the date hereof, two shareholders are acting as officers and directors of the Company, and are the owners of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 60% of the Company's issued and outstanding common stock. The shares were issued for cash of $0.001 per share and services provided which have been valued at a total of $38,000.

Officers and directors are reimbursed for all out-of-pocket expenses.

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $69,000 expiring between the years 2019 through 2021. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended September 30, 2001 the allowance increased by $564. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

5.   Going Concern
     -------------
The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities, and there can be no assurance that such will be available in the future.


                                       F8

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


ITEM 8A.  Controls and Procedures.

     The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2001, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2001, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers currently serving the Company are as follows:

Name                    Age      Positions Held and Tenure
----                    ---      -------------------------
Frank L. Kramer          62      President and a Director since March, 1999
Deborah A. Salerno       51      Secretary, Treasurer, and a Director since
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

Biographical Information
------------------------

FRANK L. KRAMER

     Frank L. Kramer, 62, is the President and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. Mr. Kramer is also president and a director of Fi-tek VII, Inc. He was formerly secretary/treasurer and a director of OSK Capital I Corp. (1999). He is president and a director of Franklyn Resources, Inc., Franklyn Resources II, Inc., Park Hill Capital I Corp. Park Hill Capital II Corp. and Park Hill Capital III Corp. He was the secretary/treasurer and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004.

     Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.

DEBORAH A. SALERNO

     Deborah A. Salerno, 51, is the Company's Secretary/Treasurer and a director, positions she has held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. from 1993 to 1999, and vice president and a director of Strategic Acquisitions, Inc. from 1989 to 2004. She has also acted as president and director of OSK Capital III Corp.
(1999). Ms. Salerno is secretary/treasurer and a director of Franklyn Resources, Inc., Franklyn Resources II, Inc., Park Hill Capital I Corp., Park Hill Capital II Corp. and Park Hill Capital III Corp. She was the president and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004.


Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

Each of the Company's officers and directors are in compliance with
Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert

The entire board of directors of the Company serves as its audit committee. The Company does not have an audit committee financial expert serving on its audit committee because it believes that the time and expense associated with locating such a financial expert is not justified during the time that the Company remains in the development stage as a blind pool or blank check company.



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

                              Number of Shares Owned
Name and Address                        Beneficially     Percent of Class Owned
----------------              ----------------------     ----------------------

Frank L. Kramer (1) (2)
P.O. Box 461029
Glendale, CO 80246                         1,150,000                     33.67%

Deborah A. Salerno (1)
355 South End, 22B
New York, NY 10280                         1,000,000                     29.27%

John P. O'Shea
355 South End, 22B
New York, NY 10280                         1,000,000                     29.27%

All directors and executive
officers (2 persons)                       2,150,000                     62.94%

(1)  The person listed is an officer, a director, or both, of the Company.
(2) Includes 150,000 shares owned by Mr. Kramer's spouse, of which Mr. Kramer may be deemed to be the beneficial owner.


ITEM 12. Certain Relationships and Related Transactions.

Indemnification of Officers and Directors
-----------------------------------------

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

Exclusion of Liability
----------------------

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

Conflicts of Interest
---------------------

     None of the officers of the Company will devote more than a portion of his or her time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     Each of the Company's officers and directors also are officers, directors, or both of several other Colorado based development-stage corporations in the same business as the Company. These companies may be in direct competition with the Company for available opportunities.

     Company management, and other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.01 to $0.03. The total purchase price for all presently issued and outstanding shares was $69,970, of which $9,770 was paid in cash, and $60,200 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $2,583 for the fiscal year ended September 30, 2001, and $2,084 for the fiscal year ended September 30, 2000.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2001 or September 30, 2000.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2001 and $225 for the fiscal year ended September 30, 2000.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2001 and September 30, 2000.

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                         August 9, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer      August 9, 2005
    Deborah A. Salerno        Director

                                                                 Exhibit 31.1
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Frank L. Kramer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Franklyn Resources II, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

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

/s/ FRANK L. KRAMER                                            August 9, 2005
---------------------------------------
Frank L. Kramer, Principal Executive Officer

                                                                 Exhibit 31.2
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Deborah A. Salerno, certify that:

1. I have reviewed this annual report on Form 10-KSB of Franklyn Resources II, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

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

/s/ DEBORAH A. SALERNO                                        August 9, 2005
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2001 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                         August 9, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II, Inc. (the "Company") for the year ended September 30, 2001 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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