Form 10KSB
period 2002-09-30
FRANKLYN RESOURCES II INC /CO
filed 2005-08-10
CIK 1101226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended September 30, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2002 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of September 30, 2002 was $0.

     As of September 30, 2002, a total of 3,416,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending September 30, 2002, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Administrative Offices
----------------------

The Company currently maintains a mailing address at P.O. Box 461029, Glendale, CO 80246, which is the mailing address of its President. Other than this mailing address, the Company does not currently maintain any office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

It is anticipated that the Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider their own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

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


ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 37 persons.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2002, reflects a current asset value of $224, which is in the form of cash, current liabilities of $0, and a deficit of $69,746 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 3, 1999 (inception) through September 30, 2002, the Company has accumulated a deficit of $69,746. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                           FRANKLYN RESOURCES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, September 30, 2002                                     F2

Statements of Operations for the years ended
September 30, 2002 and 2001 and for the period from
Inception (March 3, 1999) to September 30, 2002                       F3

Statements of Stockholders' Equity, period from
Inception (March 3, 1999) to September 30, 2002                       F4

Statements of Cash Flows for the years ended
September 30, 2002 and 2001 and for the period from                   F5
Inception (March 3, 1999) to September 30, 2002

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources II, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources II, Inc. (the "Company") (A Development Stage Company), as of September 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001, and for the period from inception (March 3, 1999) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. (A Development Stage Company) as of September 30, 2002, and the results of its operations and cash flows for the years ended September 30, 2002 and 2001, and for the period from inception (March 3, 1999) to September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Denver, CO
June 24, 2005


/s/ Comiskey & Company


Professional Corporation


                                       F1

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                 September 30,
                                                                     2002
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         224
                                                                 --------------

Total current assets                                                       224
                                                                 --------------

TOTAL ASSETS                                                     $         224
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              66,554
Deficit accumulated during the development
stage                                                                  (69,746)
                                                                 --------------

                                                                           224
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         224
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS







                                          For the period
                                          from inception        For the year        For the year
                                         (March 3, 1999)               ended               ended
                                         to September 30,       September 30,       September 30,
                                                    2002                2002                2001
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              69,746                 357               2,962
                                        ----------------    ----------------    ----------------

Total expenses                                   69,746                 357               2,962
                                        ----------------    ----------------    ----------------

NET LOSS                                        (69,746)               (357)             (2,962)

Accumulated deficit

Balance, beginning of period                          -             (69,389)            (66,427)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (69,746)    $       (69,746)    $       (69,389)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,354,375           3,416,000           3,416,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------
Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for services,
     December 31, 1999
     at $0.01 per share                      35,000             35            315              -             350

Common stock issued for cash,
     February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (5,037)         (5,037)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,427)          3,543

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,962)         (2,962)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,389)            581

Net loss for the year ended
    September 30, 2002                            -              -              -           (357)           (357)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000          3,416         66,554        (69,746)            224
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

                                       F4

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 3, 1999)               ended                ended
                                              to September 30,       September 30,        September 30,
                                                         2002                2002                 2001
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (69,746)    $          (357)     $        (2,962)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Decrease in accounts payable                            -                   -                 (384)
   Stock issued for services                          60,200                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities              (9,546)               (357)              (3,346)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            9,770                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities               9,770                   -                    -
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               224                (357)              (3,346)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                 581                3,927
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $           224     $           224      $           581
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.

                                       F5

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $70,000 expiring between the years 2019 through 2022. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended September 30, 2002 the allowance increased by $68. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

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


                                       F8

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


ITEM 8A.  Controls and Procedures.

     The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2002, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $0 for the fiscal year ended September 30, 2002, and $2,583 for the fiscal year ended September 30, 2001.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2002 or September 30, 2001.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2002 and $0 for the fiscal year ended September 30, 2001.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2002 and September 30, 2001.

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

/s/ DEBORAH A. SALERNO                                        August 10, 2005
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2002 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                        August 10, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2002 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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