Form 10QSB
period 2003-06-30
FRANKLYN RESOURCES II INC /CO
filed 2005-08-11
CIK 1101226

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2003
	-------------------				---------------------

 Common Stock, $.001 par value 				3,416,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended June 30, 2003



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES II, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2003
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

                        FRANKLYN RESOURCES II, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       nine       nine
                    (March 3,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2003         2003        2002        2003 	    2002
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         69,921           -           -        175        235
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     69,921           -           -        175        235
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (69,921)          -          -        (175)      (235)

Accumulated deficit
  Balance, Beginning
  of period                   -     (69,921)    (69,624)   (69,746)   (69,389)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (69,921)  $ (69,921)  $ (69,624) $ (69,921) $ (69,624)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,365,016   3,416,000   3,416,000  3,416,000  3,416,000
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
                                   (March 3,       For the nine  For the nine
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
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

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $9,770 and services valued at $60,200 as payment for its outstanding common stock. The Company's balance sheet for the period ending June 30, 2003 reflects a current asset value and a total asset value of $49, in the form of cash, as compared to $346 in current and total assets as of June 30, 2002.

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

Results of Operations

        During the period from March 3, 1999 (inception) through June 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2003 and 2002, the Company showed net losses of $0 and $0, respectively. From inception the Company has experienced losses of $69,921, of which $60,200 was settled for shares of stock in the Company.

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

/s/ DEBORAH A. SALERNO                                        August 11, 2005
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                          August 11, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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