Form 10KSB
period 2003-09-30
FRANKLYN RESOURCES II INC /CO
filed 2005-08-11
CIK 1101226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended September 30, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2003 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of September 30, 2003 was $0.

     As of September 30, 2003, a total of 3,416,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending September 30, 2003, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2003, reflects a current asset value of $49, which is in the form of cash, current liabilities of $0, and a deficit of $69,921 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 3, 1999 (inception) through September 30, 2003, the Company has accumulated a deficit of $69,921. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                           FRANKLYN RESOURCES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, September 30, 2003                                     F2

Statements of Operations for the years ended
September 30, 2003 and 2002 and for the period from
Inception (March 3, 1999) to September 30, 2003                       F3

Statements of Stockholders' Equity, period from
Inception (March 3, 1999) to September 30, 2003                       F4

Statements of Cash Flows for the years ended
September 30, 2003 and 2002 and for the period from                   F5
Inception (March 3, 1999) to September 30, 2003

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources II, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources II, Inc. (the "Company") (A Development Stage Company), as of September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002, and for the period from inception (March 3, 1999) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. (A Development Stage Company) as of September 30, 2003, and the results of its operations and cash flows for the years ended September 30, 2003 and 2002, and for the period from inception (March 3, 1999) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Comiskey & Company


Professional Corporation


                                       F1

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 September 30,
                                                                     2003
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $          49
                                                                 --------------

Total current assets                                                        49
                                                                 --------------

TOTAL ASSETS                                                     $          49
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              66,554
Deficit accumulated during the development
stage                                                                  (69,921)
                                                                 --------------

                                                                            49
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          49
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS







                                          For the period
                                          from inception        For the year        For the year
                                         (March 3, 1999)               ended               ended
                                         to September 30,       September 30,       September 30,
                                                    2003                2003                2002
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              69,921                 175                 357
                                        ----------------    ----------------    ----------------

Total expenses                                   69,921                 175                 357
                                        ----------------    ----------------    ----------------

NET LOSS                                        (69,921)               (175)               (357)

Accumulated deficit

Balance, beginning of period                          -             (69,746)            (69,389)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (69,921)    $       (69,921)    $       (69,746)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,367,820           3,416,000           3,416,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------
Common stock issued for cash
     and services, May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for services,
     December 31, 1999
     at $0.01 per share                      35,000             35            315              -             350

Common stock issued for cash,
     February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (5,037)         (5,037)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,427)          3,543

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,962)         (2,962)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,389)            581

Net loss for the year ended
    September 30, 2002                            -              -              -           (357)           (357)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000          3,416         66,554        (69,746)            224

Net loss for the year ended
    September 30, 2003                            -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2003               3,416,000          3,416         66,554        (69,921)             49
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

                                       F4

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 3, 1999)               ended                ended
                                              to September 30,       September 30,        September 30,
                                                         2003                2003                 2002
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (69,921)    $          (175)     $          (357)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Increase (Decrease) in accounts payable                 -                   -                    -
   Stock issued for services                          60,200                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities              (9,721)               (175)                (357)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            9,770                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities               9,770                   -                    -
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                49                (175)                (357)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                 224                  581
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $            49     $            49      $           224
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $70,000 expiring between the years 2019 through 2023. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended September 30, 2003 the allowance increased by $33. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

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

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Code of Ethics

    The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics is attached to this Form 10KSB as an exhibit.


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

14.1 Code of Ethics

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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $0 for the fiscal year ended September 30, 2003, and $0 for the fiscal year ended September 30, 2002.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2003 or September 30, 2002.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2003 and $0 for the fiscal year ended September 30, 2002.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2003 and September 30, 2002.

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                        August 11, 2005
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer     August 11, 2005
    Deborah A. Salerno        Director

                                                                    Exhibit 14.1

                         FRANKLYN RESOURCES II, INC.

                CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

The conduct of Senior Financial Officers shall be governed by this Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, in order to deter wrongdoing and to promote:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

Full, fair, accurate, timely and understandable disclosure in reports and documents that a company files with, or submits to, the Commission and in other public communications made by the Company;

Compliance with applicable governmental laws, rules and regulations;

The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

Accountability for adherence to the Code.

1. The Chief Executive Officer, the Chief Financial Officer, the Controller, and other senior officers performing financial management functions shall maintain the highest standards in performing their duties.

Federal law requires the Company to set forth guidelines pursuant to which the principal executive officer and senior financial management employees perform their duties. Employees subject to this requirement include the chief executive officer, the chief financial officer, controller or chief accounting officer, and any person who performs similar functions (the "Senior Financial Officers"). However, the Company expects that all employees who participate in the preparation of any part of the Company's financial statements should follow these guidelines:

Act with honesty and integrity, avoiding violations of the Code, including actual or apparent conflicts of interest with the Company in personal and professional relationships.

Disclose to any Ethics Committee designated by the Board of Directors to administer this Code of Ethics, or to the full Board of Directors if Ethics Committee has been appointed, any material transaction or relationship that reasonably could be expected to give rise to any violations of the Code, including actual or apparent conflicts of interest with the Company.

Provide the Company's other employees, consultants, and advisors with information that is accurate, complete, objective, relevant, timely, and understandable.

Endeavor to ensure full, fair, timely, accurate, and understandable disclosure in the Company's periodic reports and other public communications.

Comply with all applicable governmental laws, rules and regulations, and adhere to the standards and restrictions imposed by those laws, rules and regulations.

Act in good faith, responsibly, and with due care, competence and diligence, without knowingly misrepresenting material facts, causing others to misrepresent material facts, or allowing your independent judgment to be subordinated.

Respect the confidentiality of information acquired in the course of your work except where you have Company approval or where disclosure is otherwise legally mandated. Confidential information acquired in the course of your work will not be used for personal advantage.

Proactively promote ethical behavior among peers in your work environment.

Record or participate in the recording of entries in the Company's books and records that are accurate to the best of your knowledge.

2.        Reporting and Accountability

The Board of Directors may appoint an Ethics Committee to be responsible for applying this Code to specific situations in which questions are presented to it. In the event an Ethics Committee is appointed, it has the authority to interpret this Code in any particular situation. In the event no Ethics Committee has been appointed, the Board of Directors shall have the authority to interpret this Code in any particular situation. Any Senior Financial Officer who becomes aware of any existing or potential breach of this Code is required to notify the Ethics Committee or the Board of Directors promptly. Failure to do so is itself a breach of this Code.

Specifically, each Senior Financial Officer must:

Notify the Ethics Committee, if any, or the Board of Directors promptly of any existing or potential violation of this Code.

Not retaliate against any employee or Senior Financial Officer for reports of potential violations that are made in good faith.

The Ethics Committee, if any, or the Board of Directors shall take all action it considers appropriate to investigate any breaches reported to it. If a breach has occurred, the Company will take such disciplinary action or preventive action as the Board of Directors deems appropriate, after consultation with the Ethics Committee, if any.

Specifically, the Company will follow the following procedures in investigating and enforcing this Code and in reporting on the Code:

Breaches and potential breaches will be reported to the Ethics Committee, if any, or to the full Board of Directors.

The Ethics Committee, if any, or the full Board of Directors will take all appropriate action to investigate any breaches reported to it. If any Ethics Committee determines that a breach has occurred, it will inform the Board of Directors. Upon being notified that a breach has occurred, the Board will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Ethics Committee, if any, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

Any changes or waivers of this Code will be disclosed in the Company's annual report on Form 10-KSB.

3.        Waivers

Any waiver (defined below) or an implicit waiver (defined below) from a provision of this Code is required to be disclosed in the Company's Annual Report on Form 10-KSB or a Report on Form 8-K filed with the SEC. A waiver is defined by SEC rules as a material departure from a provision of the Code, and an implicit waiver means failure to take action within a reasonable period of time regarding a material departure from a provision of the Code that has been made known to an executive officer of the Company. Senior Financial Officers should note that the Company expects full compliance with this Code and does not intend to grant or to permit waivers from the requirements of this Code.

4.        Other Policies and Procedures

The Company may, from time to time, adopt other procedures and separate requirements which are applicable to Senior Financial Officers and others.

This Code of Ethics has been approved by the Board of Directors.

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

/s/ DEBORAH A. SALERNO                                        August 11, 2005
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2004 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                        August 11, 2005
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II, Inc. (the "Company") for the year ended September 30, 2004 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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