Form 10KSB
period 2004-09-30
FRANKLYN RESOURCES II INC /CO
filed 2005-08-12
CIK 1101226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended September 30, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2004 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of September 30, 2004 was $0.

     As of September 30, 2004, a total of 3,416,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending September 30, 2004, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200. It has received additional cash contributions of $500 from certain shareholders without the issuance of additional shares.
The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2004, reflects a current asset value of $49, which is in the form of cash, current liabilities of $0, and a deficit of $70,421 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 3, 1999 (inception) through September 30, 2004, the Company has accumulated a deficit of $70,421. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                           FRANKLYN RESOURCES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, September 30, 2004                                     F2

Statements of Operations for the years ended
September 30, 2004 and 2003 and for the period from
Inception (March 3, 1999) to September 30, 2004                       F3

Statements of Stockholders' Equity, period from
Inception (March 3, 1999) to September 30, 2004                       F4

Statements of Cash Flows for the years ended
September 30, 2004 and 2003 and for the period from                   F5
Inception (March 3, 1999) to September 30, 2004

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources II, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources II, Inc. (the "Company") (A Development Stage Company), as of September 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003, and for the period from inception (March 3, 1999) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. (A Development Stage Company) as of September 30, 2004, and the results of its operations and cash flows for the years ended September 30, 2004 and 2003, and for the period from inception (March 3, 1999) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Comiskey & Company


Professional Corporation

                                       F1

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 September 30,
                                                                     2004
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $          49
                                                                 --------------

Total current assets                                                        49
                                                                 --------------

TOTAL ASSETS                                                     $          49
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              67,054
Deficit accumulated during the development
stage                                                                  (70,421)
                                                                 --------------

                                                                            49
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          49
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                          For the period
                                          from inception        For the year        For the year
                                         (March 3, 1999)               ended               ended
                                         to September 30,       September 30,       September 30,
                                                    2004                2004                2003
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              70,421                 500                 175
                                        ----------------    ----------------    ----------------

Total expenses                                   70,421                 500                 175
                                        ----------------    ----------------    ----------------

NET LOSS                                        (70,421)               (500)               (175)

Accumulated deficit

Balance, beginning of period                          -             (69,921)            (69,746)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (70,421)    $       (70,421)    $       (69,921)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,376,468           3,416,000           3,416,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for services,
     December 31, 1999
     at $0.01 per share                      35,000             35            315              -             350

Common stock issued for cash,
     February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (5,037)         (5,037)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,427)          3,543

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,962)         (2,962)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,389)            581

Net loss for the year ended
    September 30, 2002                            -              -              -           (357)           (357)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000          3,416         66,554        (69,746)            224

Net loss for the year ended
    September 30, 2003                            -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2003               3,416,000          3,416         66,554        (69,921)             49

Shareholder contributions
    February 23, 2004                                                         500                            500

Net loss for the year ended
    September 30, 2004                            -              -              -           (500)           (500)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2004               3,416,000    $     3,416    $    67,054    $   (70,421)    $        49
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


                                       F4

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 3, 1999)               ended                ended
                                              to September 30,       September 30,        September 30,
                                                         2004                2004                 2003
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (70,421)    $          (500)     $          (175)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Stock issued for services                          60,200                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities             (10,221)               (500)                (175)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            9,770                   -                    -
   Shareholder Contributions                             500                 500                    -
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities              10,270                 500                    -
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                49                   -                (175)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                  49                  224
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $            49     $            49      $            49
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $70,000 expiring between the years 2019 through 2024. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended September 30, 2004 the allowance increased by $95. This carryforward may be limited upon consummation of a business combination under IRC Section 381.


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

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Code of Ethics

    The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics was previously included as an exhibit to our annual report on Form 10-KSB for the fiscal year ended September 30, 2003, and is incorporated herein by reference.


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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $0 for the fiscal year ended September 30, 2004, and $0 for the fiscal year ended September 30, 2003.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2004 or September 30, 2003.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2004 and $0 for the fiscal year ended September 30, 2003.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2004 and September 30, 2003.

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

/s/ DEBORAH A. SALERNO                                        August 12, 2005
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

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