Form 10KSB
period 2005-09-30
FRANKLYN RESOURCES II INC /CO
filed 2006-08-16
CIK 1101226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended September 30, 2005

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

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of September 30, 2005 was $0.

     As of September 30, 2005, a total of 3,416,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending September 30, 2005, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200. It has received additional cash contributions of $700 from certain shareholders without the issuance of additional shares.
The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2005, reflects a current asset value of $50, which is in the form of cash, current liabilities of $5,501, and a deficit of $76,121 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 3, 1999 (inception) through September 30, 2005, the Company has accumulated a deficit of $76,121. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     From the date of filing of its registration statement under the Securities Exchange Act of 1934 (January 6, 2000) until the end of the first quarter of its September 2001 fiscal year, the Company filed all required periodic reports for the period ended December 31, 2000, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

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

Plan of Operations and Need for Additional Financing
----------------------------------------------------

     The Company's plan of operations for most of 2005 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in June 2005, the Company elected to take the steps necessary to file all delinquent reports and once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. The Company again became dormant in the fourth quarter of 2005 and has now again elected to take the steps necessary to file all deliquent reports and become current in its reporting obligations. The Company has also re-initiated efforts to locate a suitable merger or acquisition candidate.

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

                           FRANKLYN RESOURCES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, September 30, 2005                                     F2

Statements of Operations for the years ended
September 30, 2005 and 2004 and for the period from
Inception (March 3, 1999) to September 30, 2005                       F3

Statements of Stockholders' Equity (Deficit), period from
Inception (March 3, 1999) to September 30, 2005                       F4

Statements of Cash Flows for the years ended
September 30, 2005 and 2004 and for the period from                   F5
Inception (March 3, 1999) to September 30, 2005

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Franklyn Resources II, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources II, Inc. (the "Company") (A Development Stage Company), as of September 30, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2005 and 2004, and for the period from inception (March 3, 1999) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. (A Development Stage Company) as of September 30, 2005, and the results of its operations and cash flows for the years ended September 30, 2005 and 2004, and for the period from inception (March 3, 1999) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Denver, CO
August 7, 2006


/s/ Comiskey & Company


Professional Corporation

                                       F1

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 September 30,
                                                                     2005
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $          50
                                                                 --------------

Total current assets                                                        50
                                                                 --------------

TOTAL ASSETS                                                     $          50
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                 $       5,501
                                                                 --------------

Total current liabilities                                                5,501

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              67,254
Deficit accumulated during the development
stage                                                                  (76,121)
                                                                 --------------

                                                                            50
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $          50
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                          For the period
                                          from inception        For the year        For the year
                                         (March 3, 1999)               ended               ended
                                         to September 30,       September 30,       September 30,
                                                    2005                2005                2004
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              76,121               5,700                 500
                                        ----------------    ----------------    ----------------

Total expenses                                   76,121               5,700                 500
                                        ----------------    ----------------    ----------------

NET LOSS                                        (76,121)             (5,700)               (500)

Accumulated deficit

Balance, beginning of period                          -             (70,421)            (69,921)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (76,121)    $       (76,121)    $       (70,421)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,382,470           3,416,000           3,416,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit
                                               Common stock                           accumulated           Total
                                               ------------             Additional     during the   stockholders'
                                           Number of                       paid-in    development          equity
                                              shares         Amount        capital          stage       (deficit)
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for services,
     December 31, 1999
     at $0.01 per share                      35,000             35            315              -             350

Common stock issued for cash,
     February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (5,037)         (5,037)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,427)          3,543

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,962)         (2,962)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,389)            581

Net loss for the year ended
    September 30, 2002                            -              -              -           (357)           (357)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000          3,416         66,554        (69,746)            224

Net loss for the year ended
    September 30, 2003                            -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2003               3,416,000          3,416         66,554        (69,921)             49

Shareholder contributions
    February 23, 2004                                                         500                            500

Net loss for the year ended
    September 30, 2004                            -              -              -           (500)           (500)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2004               3,416,000    $     3,416    $    67,054    $   (70,421)    $        49

Shareholder contributions
    December 13, 2004                                                         200                            200

Net loss for the year ended
    September 30, 2005                            -              -              -         (5,700)         (5,700)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2005               3,416,000    $     3,416    $    67,254    $   (76,121)    $    (5,451)
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


                                       F4

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 3, 1999)               ended                ended
                                              to September 30,       September 30,        September 30,
                                                         2005                2005                 2004
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (76,121)    $        (5,700)     $          (500)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Increase in accounts payable                        5,501               5,501
   Stock issued for services                          60,200                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities             (10,420)               (199)                (500)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            9,770                   -                    -
   Shareholder Contributions                             700                 200                  500
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities              10,470                 200                  500
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                50                   1                    -

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                  49                   49
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $            50     $            50      $            49
                                             ================    =================    ================


The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recent Pronouncements
---------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.


                                      F7

2.   Stockholders' Equity
     --------------------
As of September 30, 2005, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,416,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. 31,000 shares were issued for cash of $0.02 per share, 35,000 shares were issued for services of $0.01 per share, and 200,000 shares were issued for cash of $0.03 per share.

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

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $76,000 expiring between the years 2019 through 2025. The tax benefit of these net operating losses is approximately $15,000 and has been offset by a full allowance for realization. For the year ended September 30, 2005 the allowance increased by $1,818. This carryforward may be limited upon consummation of a business combination under IRC Section 381.


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


                                       F8

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


ITEM 8A.  Controls and Procedures.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers currently serving the Company are as follows:

Name                    Age      Positions Held and Tenure
----                    ---      -------------------------
Frank L. Kramer          63      President and a Director since March, 1999
Deborah A. Salerno       52      Secretary, Treasurer, and a Director since
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

Biographical Information
------------------------

FRANK L. KRAMER

     Frank L. Kramer, 63, is the President and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He is president and a director of Franklyn Resources, Inc, Franklyn Resources III, Inc, Park Hill Capital I Corp. Park Hill Capital II Corp. and Park Hill Capital III Corp. He was the secretary/treasurer and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004, president and a director of Fi-tek VII, Inc. (now Ronco Corp.) from 1990 to 2005, and secretary/treasurer and a director of OSK Capital I Corp. (1999).

     Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.

DEBORAH A. SALERNO

     Deborah A. Salerno, 52, is the Company's Secretary/Treasurer and a director, positions she has held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. from 1993 to 1999, and vice president and a director of Strategic Acquisitions, Inc. from 1989 to 2004. She has also acted as president and director of OSK Capital III Corp.
(1999). Ms. Salerno is secretary/treasurer and a director of Franklyn Resources, Inc., Franklyn Resources III, Inc., Park Hill Capital I Corp., Park Hill Capital II Corp. and Park Hill Capital III Corp. She was the president and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004.


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

                              Number of Shares Owned
Name and Address                        Beneficially     Percent of Class Owned
----------------              ----------------------     ----------------------

Frank L. Kramer (1) (2)
P.O. Box 461029
Glendale, CO 80246                         1,150,000                     33.67%

Deborah A. Salerno (1)
355 South End, 22B
New York, NY 10280                         1,000,000                     29.27%

John P. O'Shea
10 West St, 28-C
New York, NY 10004                         1,000,000                     29.27%

All directors and executive
officers (2 persons)                       2,150,000                     62.94%

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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $5,450 for the fiscal year ended September 30, 2005, and $0 for the fiscal year ended September 30, 2004.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2005 or September 30, 2004.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2005 and $0 for the fiscal year ended September 30, 2004.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2005 and September 30, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 15, 2006

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                        August 15, 2006
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer     August 15, 2006
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                             August 15, 2006
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                        August 15, 2006
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2005 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                         August 15, 2006
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2005 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                        August 15, 2006
---------------------------------
Deborah A. Salerno
Principal Financial Officer