Form 10QSB
period 2006-06-30
FRANKLYN RESOURCES II INC /CO
filed 2006-08-17
CIK 1101226

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2006
	-------------------				-------------------

 Common Stock, $.001 par value 				3,491,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended June 30, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                      Quarter Ended June 30, 2006



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES II, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2006
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      43
   Prepaid Expense                                         213
                                                     ---------

     Total current assets                                  256
                                                     ---------


     TOTAL ASSETS                                    $     256
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,491,000 shares issued and
     outstanding                                         3,491
   Additional paid-in capital                           75,679
   Deficit accumulated during the
   development stage                                   (78,914)
                                                     ---------
                                                           256
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $    256
                                                     =========

The accompanying note is an integral part of the financial statements.

                        FRANKLYN RESOURCES II, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       nine	    nine
                    (March 3,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2006         2006        2005        2006 	    2005
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         78,914       1,650           -      2,793        199
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     78,914       1,650           -      2,793        199
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (78,914)     (1,650)          -     (2,793)      (199)

Accumulated deficit
  Balance, Beginning
  of period                   -     (77,264)    (70,620)   (76,121)   (70,421)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (78,914)  $ (78,914)  $ (70,620) $ (78,914) $ (70,620)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,388,404   3,451,714   3,416,000  3,440,652  3,416,000
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 3,       For the nine  For the nine
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2006            2006          2005
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (78,914) $     (2,793) $       (199)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase (decrease) in
          accounts payable                               (5,501)
       Decrease (increase) in
          prepaid expense                    (213)         (213)
       Stock issued for services           62,450         2,250             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (16,677)       (6,257)         (199)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  9,770             -             -
  Shareholder Contributions		    6,950         6,250           200
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    16,720         6,250           200
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                 43            (7)            1

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            50            49
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           43  $         43  $         50
                                   ==============  ============  ============

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2006
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $9,770 and services valued at $62,450 as payment for its outstanding common stock, and cash contributions of $6,950 from existing shareholders. The Company's balance sheet for the period ending June 30, 2006 reflects a current asset value and a total asset value of $43, in the form of cash, as compared to $50 in current and total assets as of June 30, 2005.

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

Results of Operations

        During the period from March 3, 1999 (inception) through June 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2006 and 2005, the Company showed net losses of $1,650 and $0, respectively. From inception the Company has experienced losses of $78,914, of which $62,450 was settled for shares of stock in the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES

In October 2005, the Company issued 20,000 shares of the Company's common stock as compensation for services. In June 2006, the Company issued 55,000 shares of the Company's common stock as compensation for services. All of the shares were valued at a total fair market value of $0.03 per share, based upon the price of the last issuance of shares of common stock by the Company. The shares have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act, or an applicable exemption therefrom.

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

/s/ DEBORAH A. SALERNO                                        August 17, 2006
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended June 30, 2006 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



/s/ FRANK L. KRAMER                                          August 17, 2006
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended June 30, 2006 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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