Form 10KSB
period 2006-09-30
FRANKLYN RESOURCES II INC /CO
filed 2007-01-16
CIK 1101226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended September 30, 2006

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2006 was $0.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of September 30, 2006 was $0.

     As of September 30, 2006, a total of 3,491,000 shares of common stock were issued and outstanding.

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

As of the end of its fiscal year ending September 30, 2006, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $62,450. It has received additional cash contributions of $6,950 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2006, reflects a current asset value of $43, which is in the form of cash, current liabilities of $4,282, and a deficit of $83,409 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 3, 1999 (inception) through September 30, 2006, the Company has accumulated a deficit of $83,409. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing
----------------------------------------------------

     The Company's plan of operations for most of 2005 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in June 2005, the Company elected to take the steps necessary to file all delinquent reports and once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. The Company again became dormant in the fourth quarter of 2005 and then again elected to take the steps necessary to file all deliquent reports and become current in its reporting obligations. The Company also re-initiated efforts to locate a suitable merger or acquisition candidate.

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

                           FRANKLYN RESOURCES II, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, September 30, 2006                                     F2

Statements of Operations for the years ended
September 30, 2006 and 2005 and for the period from
Inception (March 3, 1999) to September 30, 2006                       F3

Statements of Stockholders' Equity (Deficit), period from
Inception (March 3, 1999) to September 30, 2006                       F4

Statements of Cash Flows for the years ended
September 30, 2006 and 2005 and for the period from                   F5
Inception (March 3, 1999) to September 30, 2006

Notes to Financial Statements                                        F6-8

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
Franklyn Resources II, Inc.
Glendale, CO


We have audited the accompanying balance sheet of Franklyn Resources II, Inc.
(a development stage company) (the "Company"), as of September 30, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2006 and 2005, and for the period from inception (March 3, 1999) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklyn Resources II, Inc. (a development stage company) as of September 30, 2006, and the results of its operations and cash flows for the years ended September 30, 2006 and 2005, and for the period from inception (March 3, 1999) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


Denver, CO
January 15, 2007


                                                    /s/ Comiskey & Company

                                                    Professional Corporation

                                       F1

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                                 September 30,
                                                                     2006
                                                                     ----

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $          43
                                                                 --------------

Total current assets                                                        43
                                                                 --------------

TOTAL ASSETS                                                     $          43
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                 $       4,282
                                                                 --------------

Total current liabilities                                                4,282

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,491,000 shares issued and
outstanding                                                              3,491
Additional paid-in capital                                              75,679
Deficit accumulated during the development
stage                                                                  (83,409)
                                                                 --------------

                                                                            43
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $          43
                                                                 ==============


The accompanying notes are an integral part of these financial statements.


                                       F2

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                          For the period
                                          from inception        For the year        For the year
                                         (March 3, 1999)               ended               ended
                                         to September 30,       September 30,       September 30,
                                                    2006                2006                2005
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              83,409               7,288               5,700
                                        ----------------    ----------------    ----------------

Total expenses                                   83,409               7,288               5,700
                                        ----------------    ----------------    ----------------

NET LOSS                                        (83,409)             (7,288)             (5,700)

Accumulated deficit

Balance, beginning of period                          -             (76,121)            (70,421)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (83,409)    $       (83,409)    $       (76,121)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.03)    $          (NIL)    $          (NIL)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,391,813           3,453,342           3,416,000
                                        ================    ================    ================

The accompanying notes are an integral part of these financial statements.


                                       F3

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Deficit
                                               Common stock                           accumulated           Total
                                               ------------             Additional     during the   stockholders'
                                           Number of                       paid-in    development          equity
                                              shares         Amount        capital          stage       (deficit)
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for services,
     December 31, 1999
     at $0.01 per share                      35,000             35            315              -             350

Common stock issued for cash,
     February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (5,037)         (5,037)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,427)          3,543

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,962)         (2,962)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,389)            581

Net loss for the year ended
    September 30, 2002                            -              -              -           (357)           (357)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000          3,416         66,554        (69,746)            224

Net loss for the year ended
    September 30, 2003                            -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2003               3,416,000          3,416         66,554        (69,921)             49

Shareholder contributions
    February 23, 2004                                                         500                            500

Net loss for the year ended
    September 30, 2004                            -              -              -           (500)           (500)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2004               3,416,000    $     3,416    $    67,054    $   (70,421)    $        49

Shareholder contributions
    December 13, 2004                                                         200                            200

Net loss for the year ended
    September 30, 2005                            -              -              -         (5,700)         (5,700)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2005               3,416,000    $     3,416    $    67,254    $   (76,121)    $    (5,451)

Common stock issued for services,
     October 9, 2005
     at $0.03 per share                      20,000             20            580              -             600

Shareholder contributions
     October 11, 2005                                                       6,000                          6,000

Shareholder contributions
     May 24, 2006                                                             250                            250

Common stock issued for services,
     June 5, 2006
     at $0.03 per share                      55,000             55          1,595              -           1,650

Net loss for the year ended
    September 30, 2006                            -              -              -         (7,288)         (7,288)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2006               3,491,000          3,491         75,679        (83,409)         (4,239)
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


                                       F4

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                             For the period
                                             from inception     For the year     For the year
                                            (March 3, 1999)            ended            ended
                                            to September 30,    September 30,    September 30,
                                                       2006             2006             2005
                                           ----------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $       (83,409)  $       (7,288)   $      (5,700)
Adjustments to reconcile net loss to net
cash flows from operating activities:

   Increase (decrease) in accounts payable           4,282           (1,219)           5,501
   Stock issued for services                        62,450            2,250                -
                                           ----------------  ---------------  ---------------

Net cash flows from operating activities           (16,677)          (6,257)            (199)


CASH FLOWS FROM INVESTING ACTIVITIES
                                                         -                -                -

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                          9,770                -                -
   Shareholder Contributions                         6,950            6,250              200
                                           ----------------  ---------------  ---------------

Net cash flows from financing activities            16,720            6,250              200
                                           ----------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                              43               (7)               1

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                 -               50               49
                                           ----------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $            43   $           43      $        50
                                           ================  ===============  ===============


The accompanying notes are an integral part of these financial statements.


                                       F5

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2006, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recent Pronouncements
---------------------
In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial A ssets." The Company does not expect application of SFAS No. 155 to h ave a material affect on its financial statements.

In  March  2006,  the  FASB  issued  SFAS No. 156.   This Statement amends  FASB
Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.





                                      F7

2.   Stockholders' Equity
     --------------------
As of September 30, 2006, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,491,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. 31,000 shares were issued for cash of $0.02 per share, 35,000 shares were issued for services of $0.01 per share, 200,000 shares were issued for cash of $0.03 per share, and 75,000 shares were issued for services of $0.03 per share.

3.   Related Party Transactions
     --------------------------
As of the date hereof, two shareholders are acting as officers and directors of the Company, and are the owners of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 57% of the Company's issued and outstanding common stock. The shares were issued for cash of $0.001 per share and services provided which have been valued at a total of $38,000.

Officers and directors are reimbursed for all out-of-pocket expenses.

4.   Income Taxes
     ------------
The Company has Federal net operating loss carryforwards of approximately $83,000 expiring between the years 2019 through 2026. The tax benefit of these net operating losses is approximately $17,000 and has been offset by a full allowance for realization. For the year ended September 30, 2006 the allowance increased by $1,458. This carryforward may be limited upon consummation of a business combination under IRC Section 381.


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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers currently serving the Company are as follows:

Name                    Age      Positions Held and Tenure
----                    ---      -------------------------
Frank L. Kramer          64      President and a Director since March, 1999
Deborah A. Salerno       53      Secretary, Treasurer, and a Director since
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

Biographical Information
------------------------

FRANK L. KRAMER

     Frank L. Kramer, 64, is the President and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He is president and a director of Franklyn Resources, Inc, Park Hill Capital I Corp, and Park Hill Capital II Corp. He was secretary/treasurer and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004, president and a director of Fi-tek VII, Inc. (now Ronco Corp.) from 1990 to 2005, secretary/treasurer and a director of OSK Capital I Corp. (1999), and president and a director of Park Hill Capital III Corp. (now New Fiber Cloth Technology, Inc.) and Franklyn Resources III Corp. (now Sinoenergy Corp.) from 1999 to 2006.

     Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.

DEBORAH A. SALERNO

     Deborah A. Salerno, 53, is the Company's Secretary/Treasurer and a director, positions she has held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno additionally serves as secretary/treasurer and a director of Franklyn Resources, Inc., Park Hill Capital I Corp. and Park Hill Capital II Corp. She is also president and director of Chatsworth Acquisitions I, Inc., Chatsworth Acquisitions II, Inc. and Chatsworth Acquisitions III, Inc.

     Ms. Salerno was formerly president and a director of Bishop Equities, Inc. from 1993 to 1999, and vice president and a director of Strategic Acquisitions, Inc. from 1989 to 2004. She has also acted as president and director of OSK Capital III Corp. (1999), president and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004, secretary/treasurer and a director of Franklyn Resources III, Inc. (now Sinoenergy Corp.) from 1999 to 2006, and secretary/treasurer and a director of Park Hill Capital III Corp. (now New Fiber Cloth Technology, Inc.) from 1999 to 2006.


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

                              Number of Shares Owned
Name and Address                        Beneficially     Percent of Class Owned
----------------              ----------------------     ----------------------

Frank L. Kramer (1) (2)
P.O. Box 461029
Glendale, CO 80246                         1,150,000                     32.94%

Deborah A. Salerno (1)
355 South End, 22B
New York, NY 10280                         1,000,000                     28.65%

John P. O'Shea
10 West St, 28-C
New York, NY 10004                         1,000,000                     28.65%

All directors and executive
officers (2 persons)                       2,150,000                     61.59%

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

     Company management, and other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.01 to $0.03. The total purchase price for all presently issued and outstanding shares was $72,220, of which $9,770 was paid in cash, and $62,450 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's financial statements were $4,496 for the fiscal year ended September 30, 2006, and $5,450 for the fiscal year ended September 30, 2005.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2006 or September 30, 2005.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2006 and $0 for the fiscal year ended September 30, 2005.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2006 and September 30, 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: January 16, 2007

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                       January 16, 2007
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer    January 16, 2007
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                            January 16, 2007
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                       January 16, 2007
---------------------------------------
Deboarh A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2006 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                        January 16, 2007
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                               Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Franklyn Resources II Inc. (the "Company") for the year ended September 30, 2006 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                       January 16, 2007
---------------------------------
Deborah A. Salerno
Principal Financial Officer