Form 10QSB
period 2006-12-31
FRANKLYN RESOURCES II INC /CO
filed 2007-02-09
CIK 1101226

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2006.

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

 Yes __X__  No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

 Yes __X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at December 31, 2006
	-------------------				-------------------
 Common Stock, $.001 par value 				3,491,000


Transitional Small Business Disclosure Format:  Yes _____   No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the three months ended December 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 2006



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES II, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                              December 31, 2006
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      97
                                                     ---------

     Total current assets                                   97
                                                     ---------


     TOTAL ASSETS                                    $      97
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,491,000 shares issued and
     outstanding                                         3,491
   Additional paid-in capital                           80,079
   Deficit accumulated during the
   development stage                                   (83,473)
                                                     ---------
                                                            97
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      97
                                                     =========

The accompanying notes are an integral part of the financial statements.

                        FRANKLYN RESOURCES II, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                      For the
                                      period from  For the      For the
                                      inception    three        three
                                      (March 3,    months       months
                                      1999) to     ended        ended
                                      December 31, December 31, December 31,
                                      2006         2006         2005
                                     -----------  ----------   ----------

REVENUES                             $         -  $        -   $        -
                                     -----------  ----------   ----------

EXPENSES
  Selling, general and
     administrative                       83,473          64          805
                                     -----------  ----------   ----------

      Total expenses                      83,473          64          805
                                     -----------  ----------   ----------

NET INCOME/(LOSS)                        (83,473)        (64)        (805)

Accumulated deficit
  Balance, Beginning
  of period                                    -     (83,409)     (76,121)
                                     -----------   ----------   ----------

 Balance,
 End of period                       $  (83,473)   $ (83,409)   $ (76,926)
                                     ===========   ==========   ==========
NET LOSS PER SHARE                   $    (0.03)   $    (NIL)   $    (NIL)
                                     ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING                          3,395,002    3,491,000    3,434,261
                                     ===========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

                            FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                   For the period
                                   from inception
                                   (March 3,       For the three  For the three
                                   1999) to        months ended   months ended
                                   December 31,    December 31,   December 31,
                                   2006            2006           2005
                                   --------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (83,473) $         (64) $        (805)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase (decrease) in
          accounts payable                                (4,282)        (5,501)
       Stock issued for services           62,450              -            600
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (21,023)        (4,346)        (5,706)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  9,770              -              -
  Shareholder Contributions		   11,350          4,400          6,000
                                   --------------  -------------  -------------
  Net cash flows from
   financing activities                    21,120          4,400          6,000
                                   --------------  -------------  -------------

  Net increase
   in cash and cash
   equivalents                                 97             54            294

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             43             50
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           97  $          97  $         344
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Franklyn Resources II, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended September 30, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for interim periods are not indicative of annual results.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $9,770 and services valued at $62,450 as payment for its outstanding common stock, and cash contributions of $11,350 from existing shareholders. The Company's balance sheet for the period ending December 31, 2006 reflects a current asset value and a total asset value of $97, in the form of cash, as compared to $344 in current and total assets as of December 31, 2005.

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

Results of Operations

        During the period from March 3, 1999 (inception) through December 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended December 31, 2006 and 2005, the Company showed net losses of $64 and $805, respectively. From inception the Company has experienced losses of $83,473 of which $62,450 was settled for shares of stock in the Company. The decrease in net loss is attributed primarily to a difference in timing of costs.

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

ITEM 2.  CHANGES IN SECURITIES
None.

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

Date: February 9, 2007

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                        February 9, 2007
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer     February 9, 2007
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                           February 9, 2007
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                       February 9, 2007
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended December 31, 2006 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                         February 9, 2007
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended December 31, 2006 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                      February 9, 2007
---------------------------------
Deborah A. Salerno
Principal Financial Officer