Form 10QSB
period 2007-06-30
FRANKLYN RESOURCES II INC /CO
filed 2007-08-14
CIK 1101226

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

 Yes __X__  No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

 Yes __X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2007
	-------------------				-------------------
 Common Stock, $.001 par value 				3,491,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended June 30, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                      Quarter Ended June 30, 2007



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES II, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2007
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     347
                                                     ---------

     Total current assets                                  347
                                                     ---------


     TOTAL ASSETS                                    $     347
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     316
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,491,000 shares issued and
     outstanding                                         3,491
   Additional paid-in capital                           83,920
   Deficit accumulated during the
   development stage                                   (87,380)
                                                     ---------
                                                            31
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     347
                                                     =========

The accompanying note is an integral part of the financial statements.

                        FRANKLYN RESOURCES II, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       nine	    nine
                    (March 3,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2007         2007        2006        2007 	    2006
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         87,380         820       1,650      3,971      2,793
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     87,380         820       1,650      3,971      2,793
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (87,380)       (820)     (1,650)    (2,793)    (2,793)

Accumulated deficit
  Balance, Beginning
  of period                   -     (86,560)    (77,264)   (83,409)   (76,121)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (87,380)  $ (87,380)  $ (78,914) $ (87,380) $ (78,914)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.03)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,403,364   3,491,000   3,451,714  3,491,000  3,440,652
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 3,       For the nine  For the nine
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2007            2007          2006
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (87,380) $     (3,971) $     (2,793)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase (decrease) in
          accounts payable                    316        (3,966)       (5,501)
       Decrease (increase) in
          prepaid expense                                                (213)
       Stock issued for services           62,450                       2,250
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (24,614)       (7,937)       (6,257)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  9,770             -             -
  Shareholder Contributions		   15,191         8,241         6,250
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    24,961         8,241         6,250
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                347           304            (7)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            43            50
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $         347   $        347  $         43
                                   ==============  ============  ============

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $9,770 and services valued at $62,450 as payment for its outstanding common stock, and cash contributions of $15,191 from existing shareholders. The Company's balance sheet for the period ending June 30, 2007 reflects a current asset value and a total asset value of $347, in the form of cash, as compared to $43 in current and total assets as of June 30, 2006.

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

Results of Operations

        During the period from March 3, 1999 (inception) through June 30, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2007 and 2006, the Company showed net losses of $820 and $1,650, respectively. From inception the Company has experienced losses of $87,380, of which $62,450 was settled for shares of stock in the Company.

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

Date: August 14, 2007

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                         August 14, 2007
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer      August 14, 2007
    Deborah A. Salerno        Director

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

/s/ FRANK L. KRAMER                                           August 14, 2007
---------------------------------------
Frank L. Kramer, Principal Executive Officer

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

/s/ DEBORAH A. SALERNO                                        August 14, 2007
---------------------------------------
Deborah A. Salerno, Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended June 30, 2007 as filed with the Securities and Exchange Commission, I, Frank L. Kramer, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ FRANK L. KRAMER                                          August 14, 2007
---------------------------------
Frank L. Kramer
Principal Executive Officer

                                                                Exhibit 32.2
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report on Form 10-QSB of Franklyn Resources II, Inc. (the "Company") for the period ended June 30, 2007 as filed with the Securities and Exchange Commission, I, Deborah A. Salerno, Treasurer of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ DEBORAH A. SALERNO                                       August 14, 2007
---------------------------------
Deborah A. Salerno
Principal Financial Officer