Form 10QSB
period 2008-06-30
FRANKLYN RESOURCES II INC /CO
filed 2008-08-14
CIK 1101226

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

 Yes __X__  No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

 Yes __X__  No _____

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at June 30, 2008
	-------------------				-------------------
 Common Stock, $.001 par value 				3,541,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended June 30, 2008, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       FRANKLYN RESOURCES II, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                      Quarter Ended June 30, 2008



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                          FRANKLYN RESOURCES II, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2008
                                 (UNAUDITED)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,232
                                                     ---------

     Total current assets                                1,232
                                                     ---------


     TOTAL ASSETS                                    $   1,232
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,541,000 shares issued and
     outstanding                                         3,541
   Additional paid-in capital                           90,870
   Deficit accumulated during the
   development stage                                   (93,179)
                                                     ---------
                                                         1,232
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,232
                                                     =========

The accompanying note is an integral part of the financial statements.

                        FRANKLYN RESOURCES II, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       nine	    nine
                    (March 3,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2008         2008        2007        2008 	    2007
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         93,179       2,175         820      5,195      3,971
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     93,179       2,175         820      5,195      3,971
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (93,179)     (2,175)       (820)    (5,195)    (3,971)

Accumulated deficit
  Balance, Beginning
  of period                   -     (91,004)    (86,560)   (87,984)   (83,409)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (93,179)  $ (93,179)  $ (87,380) $ (93,179) $ (87,380)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.03)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,411,745   3,541,000   3,491,000  3,507,606  3,491,000
                    ===========  ==========  ==========  =========  =========

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   For the period
                                   from inception
                                   (March 3,       For the nine  For the nine
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2008            2008          2007
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (93,179) $     (5,195) $     (3,971)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase (decrease) in
          accounts payable                      -          (920)       (3,966)
       Stock issued for services           63,950         1,500             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (29,229)       (4,615)       (7,937)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  9,770             -             -
  Shareholder Contributions		   20,691         5,500         8,241
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    30,461         5,500         8,241
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,232           885           304

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -           347            43
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,232  $      1,232  $        347
                                   ==============  ============  ============

The accompanying note is an integral part of the financial statements.

                           FRANKLYN RESOURCES II, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2008
                                  (UNAUDITED)


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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of cash in the amount of $9,770 and services valued at $63,950 as payment for its outstanding common stock, and cash contributions of $20,691 from existing shareholders. The Company's balance sheet for the period ending June 30, 2008 reflects a current asset value and a total asset value of $1,232, in the form of cash, as compared to $347 in current and total assets as of June 30, 2007.

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

Results of Operations

        During the period from March 3, 1999 (inception) through June 30, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2008 and 2007, the Company showed net losses of $2,175 and $820, respectively. From inception the Company has experienced losses of $93,179, of which $63,950 was settled for shares of stock in the Company. The increase in net loss for the quarter is attributable to the timing of issuance of shares for services.

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


Item 3. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES

In April 2008, the Company issued 50,000 shares of the Company's common stock as compensation for services. The shares were valued at a total fair market value of $0.03 per share, based upon the price of the last issuance of shares of common stock by the Company. The shares have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act, or an applicable exemption therefrom.

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

Date: August 14, 2008

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ FRANK L. KRAMER           Principal Executive Officer
-----------------------       Director                         August 14, 2008
    Frank L. Kramer


/s/ DEBORAH A. SALERNO        Secretary/Treasurer
----------------------        Principal Financial Officer      August 14, 2008
    Deborah A. Salerno        Director